Form 10QSB
period 2005-02-28
M.E.R. CORP
filed 2005-04-12
CIK 1303943

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                       For Period ended February 28, 2005

                        Commission File Number 333-119223


                               M.E.R. CORPORATION
             (Exact name of registrant as specified in its charter)


        NEVADA                                           20-1575477
(State of Incorporation)                    (I.R.S. Employer Identification No.)


               2300, 10303 Jasper Ave. Edmonton AB Canada T5J 3T8
               (Address of Principal Executive Offices) (Zip Code)


                                 (780) 918-0918
              (Registrant's telephone number, including area code)

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 5,000,000 shares of Common Stock outstanding as of February 28, 2005.

Authorized share capital of the registrant at February 28, 2005: 25,000,000 common shares, par value of $0.001.

The Company recorded $nil revenue for the quarter ended February 28, 2005.

                           FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, "FORWARD-LOOKING STATEMENTS"). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS - INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT ON FORM 10-QSB. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT SUCCESSFULLY EXECUTE ITS BUSINESS PLAN, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL OR THEY MAY BE UNSUCCESSUFL FOR TECHNICAL, ECONOMIC OR OTHER REASONS.


                         PART I - FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------

      Balance Sheets.................................................      3

      Statement of Operations........................................      4

      Statement of Stockholder's Equity..............................      5

      Statements of Cash Flows.......................................      6

      Notes to the Consolidated Financial Statements.................      7-9

M.E.R. CORPORATION
(A Development Stage Company)
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                     February 28,        August 31,
                                                                        2005               2004
                                                                      --------           --------
                                                                     (Unaudited)
ASSETS

  Current assets                                                      $     --           $     --
                                                                      --------           --------

      Total current assets                                                  --                 --

  Other assets                                                              --                 --
                                                                      --------           --------

Total assets                                                          $     --           $     --
                                                                      ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities                                                 $     --           $     --
                                                                      --------           --------

      Total current liabilities                                             --                 --
                                                                      --------           --------

Stockholders' equity
  Common stock Authorized 25,000,000 shares with a par value
   of $0.001 Issued and outstanding 5,000,000 shares                     5,000              5,000
  Additional paid-in capital                                             6,000              6,000
  Deficit accumulated during the development stage                     (11,000)           (11,000)
                                                                      --------           --------

      Total stockholders' equity                                            --                 --
                                                                      --------           --------

Total liabilities and stockholders' equity                            $     --           $     --
                                                                      ========           ========

   The accompanying notes are an integral part of these financial statements.

M.E.R. CORPORATION
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)
--------------------------------------------------------------------------------

                                                                    Cumulative
                                                                   Amounts From
                                                                     Date of
                                               Three and Six       Incorporation
                                                   Month           on August 17,
                                                Period Ended          2004 to
                                                February 28,        February 28,
                                                   2005                2005
                                                ----------          ----------

REVENUE                                         $       --          $       --
                                                ----------          ----------
OPERATING EXPENSES
  Organizational costs                                  --              11,000
                                                ----------          ----------

Loss before income taxes                                --                  --

Provision for income taxes                              --                  --
                                                ----------          ----------

Net loss for the period                         $       --          $  (11,000)
                                                ==========          ==========

Basic and diluted loss per common share         $       --
                                                ==========
Weighted average number of common shares
 outstanding                                     5,000,000
                                                ==========

   The accompanying notes are an integral part of these financial statements.

M.E.R. CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
--------------------------------------------------------------------------------

                                                                             Deficit
                                                                           Accumulated
                                         Common Stock         Additional    During the        Total
                                      -------------------      Paid in     Development    Stockholders'
                                      Shares       Amount      Capital        Stage          Equity
                                      ------       ------      -------        -----          ------
Inception, August 17, 2004                 --      $   --      $   --       $     --        $     --

Initial capitalization
 Sale of common stock               5,000,000       5,000       6,000             --          11,000

   Net loss for the year                   --          --          --        (11,000)        (11,000)
                                    ---------      ------      ------       --------        --------

Balance August 31, 2004             5,000,000       5,000       6,000        (11,000)             --

   Net loss for the period                 --          --          --             --              --
                                    ---------      ------      ------       --------        --------

Balance February 28, 2005           5,000,000      $5,000      $6,000       $(11,000)       $     --
                                    =========      ======      ======       ========        ========

   The accompanying notes are an integral part of these financial statements.

M.E.R. CORPORATION
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)
--------------------------------------------------------------------------------

                                                                             Cumulative
                                                                            Amounts From
                                                                              Date of
                                                         Three and Six      Incorporation
                                                            Month           On August 17,
                                                         Period Ended          2004 to
                                                         February 28,        February 28,
                                                            2005                2005
                                                         ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                $       --          $  (11,000)
                                                         ----------          ----------

Net cash used in operating activities                            --             (11,000)
                                                         ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                         --              11,000
                                                         ----------          ----------

Net cash provided by financing activities                        --              11,000
                                                         ----------          ----------

Change in cash during the period                                 --                  --

Cash, beginning of the period                                    --                  --
                                                         ----------          ----------


Cash, end of the period                                  $       --          $       --
                                                         ==========          ==========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                             $       --          $       --
  Cash paid for interest                                 $       --          $       --
                                                         ==========          ==========

   The accompanying notes are an integral part of these financial statements.

M.E.R. CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
FEBRUARY 28, 2005


NOTE 1. GENERAL ORGANIZATION AND BUSINESS

M.E.R. Corporation (the Company) was incorporated under the laws of the state of Nevada on August 17, 2004. The Company has one sole officer, director and shareholder. The Company is a blank check company subject to Rule 419. The Company was organized to acquire or merge with another business or company. The officer is currently looking for potential merger candidates but currently has none.

The Company has been in the development stage since inception and has no operations to date.

NOTE  2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company has no assets or debt as of February 28, 2005. The relevant accounting policies and procedures are listed below.

Accounting Basis

The basis is generally accepted accounting principles.

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Advertising

Advertising is expensed when incurred. There has been no advertising during the periods.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

M.E.R. CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
FEBRUARY 28, 2005


NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However the Company has no current source of revenue, or operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek a suitable merger candidate, which would supply the needed cash flow.

NOTE 4. STOCKHOLDERS' EQUITY

Common Stock

On August 17, 2004 (inception), the Company issued 5,000,000 shares of its $0.001 par value common stock to it sole shareholder for $11,000. This structure remains unchanged as of the date of these financial statements.

NOTE 5. RELATED PARTY TRANSACTIONS

The officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities becomes available. This person may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. PROVISION FOR INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. All of the expenditures thus far have been to organize the Company and will not be expensed for tax purposes until the Company has operations.

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

     Net changes in  Deferred Tax Benefit less than
      valuation account                                              0

     Current Taxes Payable                                           0
                                                                 -----
     Net Provision for Income Taxes                                  0
                                                                 =====

The federal income tax filings are not current with the Company.

M.E.R. CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
FEBRUARY 28, 2005


NOTE 7. REVENUE AND EXPENSES

The Company currently has no operations and no revenue.

NOTE 8. OPERATING LEASES AND OTHER COMMITMENTS:

The Company also has no assets or lease obligations.

NOTE 9. SUBSEQUENT EVENTS

The Company has filed a registration statement to conduct a blank check offering subject to Rule 419 of Regulation C. This offering calls for the sale of 500,000 shares of common stock at a price of $0.10 per share. When completed, the sale will net the Company $50,000. The Company has not accepted any subscriptions for this offering as of the date of these financial statements.

NOTE 10. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards and their effect on the Company.

SFAS 148 ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE

Amends FASB 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.

SFAS 149 AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement NO. 133, Accounting for Derivative Instruments and Hedging Activities.

SFAS 150 FINANCIAL  INSTRUMENTS  WITH  CHARACTERISTICS  OF BOTH  LIABILITIES AND
         EQUITY

This Statement requires that such instruments be classified as liabilities in the balance sheet. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

INTERPRETATION NO. 46 (FIN 46)

Effective January 31, 2003, The Financial Accounting Standards Board requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a continuing financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has not invested in any such entities, and does not expect to do so in the foreseeable future.

The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results or operations, or cash flows.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

M.E.R. Corporation was incorporated under the laws of the state of Nevada on August 17, 2004. Our fiscal year end is August 31. Our shares of Common Stock are currently not quoted for trading on any exchange or dealer network. Our sole officer and director is the sole stockholder in our Company at present.

We are a development stage corporation, organized to provide a corporate entity in order to participate in a merger or acquisition with another entity meeting the requirements of Rule 419 of Regulation C. We are a blank check company and are subject to certain regulatory requirements imposed by Rule 419 of Regulation C under the Securities Act. We believe that following this offering certain opportunities to merge with, or acquire the assets of another corporate entity may become available to us due primarily to our status as a reporting publicly held company and to our flexibility in structuring and participating in certain business combinations, such as mergers and acquisitions. However, we have no plans, proposals, arrangements, understandings or agreements to participate in any specific merger or acquisition.

We currently have no revenue from operations, we are in a start-up phase with our existing assets and we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations.

We have never had any bankruptcy, receivership, or similar proceedings, or any material reclassification, merger, consolidation or purchase of sale of a significant amount of assets in the ordinary course of business.

Our initial registration statement on Form SB-2 was made effective April 7, 2005. We are currently offering 500,000 shares at $0.10 per share on a "best efforts", "all-or-none basis." We are offering our securities directly to the public only through our sole officer and director in those jurisdictions where sales by such persons are permitted by law. The securities and proceeds of this offering shall remain in escrow until the closing of this offering and the closing of a business opportunity, such as a merger or acquisition, but in no event shall the proceeds remain in escrow for more than 18 months. As of the date hereof, we have not accepted any subscriptions for our common stock under this offering.

Decisions as to which business opportunity to participate in will be unilaterally made by Mr. Mercier, our sole officer and director, who may act without the consent, vote or approval of our shareholders. We currently have no plans, proposals, arrangements, understandings or agreements to participate in any specific business opportunity.

We shall not acquire an interest in any company that Mr. Mercier is affiliated with as a shareholder, officer or director.

We have, and will continue to have following the completion of our offering, insufficient capital with which to provide the owners of operating businesses with any substantial cash or other assets. However, Mr. Mercier believes that we will offer owners of operating businesses the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering of securities. The owners of the operating business will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. We will also incur significant legal fees and expenses in connection with the acquisition or merger of an operating business including:

     * the costs of preparing post-effective amendments, interim reports, quarterly reports, annual reports and proxy materials; and

     * legal fees and expenses incurred in the preparation of legal documents for mergers and acquisitions.

Nevertheless, Mr. Mercier has not conducted market research and is not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Compensation may be paid or profit transactions may occur in connection with a merger or acquisition by us by means of a stock exchange transaction or other similar means, including, but not limited to, payments of business advisory, legal and accounting fees, sales of current securities, positions and other methods of payment by which current security holders receive funds, securities or other assets.

Following the closing of this offering, we must maintain a current registration statement that may require updating by the filing of a post-effective amendment. A post-effective amendment is required when facts or events have occurred which represent a fundamental change in the information contained in the registration statement, such as the participation in a business opportunity related to a merger or acquisition. Further, upon the closing of the merger or acquisition, the successor company would assume significant compliance and reporting obligations and costs before the Securities and Exchange Commission, including the filing of a Form 8-K and a registration statement with the SEC in order to become an Exchange Act reporting company, which may have a material adverse effect on such company.

PLAN OF OPERATION

Over the next 18 months, or to the date a merger or acquisition of an operating business is closed, Mr. Mercier, our sole officer and director, intends to fund our operations and other capital needs, which are anticipated to be minor. This will enable us to close our common share offering and to possibly identify and conclude a closing of a merger or acquisition with an operating business. We do not anticipate requiring any additional funds during the next 18 months. Our plan of operation encompasses a merger with or acquisition of an operating business, but we will not know what our cash requirements will be until we close such merger or acquisition. We will not use any of the proceeds of the offering unless and until we close a merger or acquisition with a qualified operating business and our investors have reconfirmed their investment in accordance with the requirements of Rule 419 of Regulation C. Mr. Mercier will bear the expense to locate and identify an operating business candidate, and those expenditures are expected to be minor. These expenses will be reimbursed following the closing of the merger or acquisition, with the consent of the operating business. Should the operating business have profitable operations, its capital needs may not require the use of our proceeds that, in such event, will be used in any manner that the new management deems appropriate. We have no plans, proposals, arrangements, understandings or agreements to participate in any specific business merger or acquisition. We have made no arrangements to obtain future additional financing beyond this 18 months period, if required, and there can be no assurance that such financing will be available, or that it will be available on terms acceptable to us.

EVALUATION OF POTENTIAL MERGER OR ACQUISITION OPPORTUNITIES

During this period, the analysis of new business opportunities will be undertaken by or under the supervision of Mr. Mercier. Mr. Mercier intends to concentrate on identifying preliminary prospective business opportunities upon the closing of this offering. He may retain paid outside business advisors to assist in evaluating business opportunities. Mr. Mercier will not be entitled to a finder's fee for locating a merger or acquisition candidate. Such advisors, if any, will not be affiliated with Mr. Mercier or our company. We have no preliminary plans, proposals, arrangements, understandings or agreements with any party to borrow funds to increase the amount of capital available to complete a merger or acquisition.

We will not acquire a business unless the fair value of the acquisition candidate represents 80% of the maximum offering proceeds. Because we will be subject to ongoing reporting requirements, we will be required to furnish certain information about significant acquisitions, including audited financial statements for the business acquired, covering one, two or three years depending upon the relative size of the acquisition. Consequently, acquisition prospects that do not have or are unable to obtain the required audited statements will not be considered.

The only milestone we are required to meet is to conclude and complete a merger or acquisition with an operating business within 18 months. During this period, we are planning to review as many prospects as necessary to complete a transaction within this milestone, but ultimately the number of prospects we investigate and evaluate, and the time spent on each prospect, is solely at the discretion and availability of Mr. Mercier.

STRUCTURING AND CLOSING A MERGER OR ACQUISITION WITH A PROSPECTIVE CANDIDATE

Should we enter into an agreement to acquire or merge with a business candidate within the deadline milestone noted herein, it will likely be on the basis of a share exchange using our common stock, due to our lack of cash resources, and the prerequisite that all cash resources raised under this offering are to be used subsequent to a merger or acquisition for the operating business.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. We may also purchase stock or assets of any existing business. On the consummation of a transaction, it is possible that our present management and shareholders will not be in control of our company. In addition, Mr. Mercier may, as part of the terms of the acquisition transaction, resign and be replaced by new management without a vote of our shareholders.

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of our company that target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a lesser percentage ownership interest in us following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then existing shareholders, including purchasers in this offering.

It is unlikely that we will have sufficient funds from the proceeds of our current offering to undertake any significant development, marketing and manufacturing of any products or conduct any related operations. Accordingly, we will, in all likelihood, be required to either seek additional debt or equity financing or obtain funding from third parties, in exchange for which we would probably be required to give up a substantial portion of our interest in any acquired product. There is no assurance that we will be able to either obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products

We are not currently engaged in any business activities, which provide any cash flow. The costs of identifying, investigating, and analyzing business combinations are being paid by our sole officer and director directly. We currently have nil cash.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could significantly affect these controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

     3.1     Articles of Incorporation *
     3.2     Bylaws *
     10.1    Escrow Agreement *
     10.2    Subscription Agreement *
     31.1 302 Certification of Chief Executive Officer and Chief Accounting Officer
     32.1 906 Certification of Chief Executive Officer and Chief Accounting Officer

----------
* Incorporated by reference - refer to the company's initial registration statement

Reports on Form 8-k

None

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.


M.E.R. CORPORATION

Date: April 11, 2005


By: /s/ Ronald Mercier
   ------------------------------------------
   Ronald Mercier, President and Chief Accounting Officer