Form 10QSB
period 2005-05-31
M.E.R. CORP
filed 2005-07-19
CIK 1303943

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                          For Period ended May 31, 2005

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

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 5,000,000 shares of Common Stock outstanding as of May 31, 2005.

Authorized share capital of the registrant at May 31, 2005: 25,000,000 common shares, par value of $0.001.

The Company recorded $nil revenue for the quarter ended May 31, 2005.

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


                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS




                                                                     Page Number
                                                                     -----------

     Balance Sheets....................................................... 3

     Statement of Operations.............................................. 4

     Statement of Stockholder's Equity.................................... 5

     Statements of Cash Flows............................................. 6

     Notes to the Consolidated Financial Statements....................... 7-9

M.E.R. CORPORATION
(A Development Stage Company)
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                     May 31,          August 31,
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

M.E.R. CORPORATION
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)
--------------------------------------------------------------------------------

                                                                   Cumulative
                                                                  Amounts From
                                                                    Date of
                                            Three and Nine      Incorporation on
                                                Month            August 17, 2004
                                            Period Ended               to
                                               May 31,               May 31,
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

M.E.R. CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
--------------------------------------------------------------------------------

                                                                               Deficit
                                                                             Accumulated
                                         Common Stock         Additional     During the          Total
                                   ---------------------        Paid in      Development     Stockholders'
                                   Shares         Amount        Capital         Stage           Equity
                                   ------         ------        -------         -----           ------
Inception, August 17, 2004              --        $   --        $   --        $     --         $     --

Initial capitalization
  Sale of common stock           5,000,000         5,000         6,000              --           11,000

      Net loss for the year             --            --            --         (11,000)         (11,000)
                                 ---------        ------        ------        --------         --------

Balance August 31, 2004          5,000,000         5,000         6,000         (11,000)              --

      Net loss for the period           --            --            --              --               --
                                 ---------        ------        ------        --------         --------

Balance May 31, 2005             5,000,000        $5,000        $6,000        $(11,000)        $     --
                                 =========        ======        ======        ========         ========

   The accompanying notes are an integral part of these financial statements.

M.E.R. CORPORATION
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)
--------------------------------------------------------------------------------

                                                                                   Cumulative
                                                                                  Amounts From
                                                                                     Date of
                                                           Three and Nine        Incorporation on
                                                               Month             August 17, 2004
                                                            Period Ended               to
                                                               May 31,               May 31,
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

M.E.R. CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
MAY 31, 2005


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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company has no assets or debt as of May 31, 2005. The relevant accounting policies and procedures are listed below.

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

M.E.R. CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
MAY 31, 2005


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

     Net changes in  Deferred Tax Benefit less than
      valuation account                                                 0

     Current Taxes Payable                                              0
                                                                  -------
     Net Provision for Income Taxes                                     0
                                                                  =======

The federal income tax filings are not current with the Company.

M.E.R. CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
MAY 31, 2005


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

PLAN OF OPERATION

Over the next 14 months, or to the date a merger or acquisition of an operating business is closed, Mr. Mercier, our sole officer and director, intends to fund our operations and other capital needs, which are anticipated to be minor. This will enable us to close our common share offering and to possibly identify and conclude a closing of a merger or acquisition with an operating business. We do not anticipate requiring any additional funds during the next 18 months. Our plan of operation encompasses a merger with or acquisition of an operating business, but we will not know what our cash requirements will be until we close such merger or acquisition. We will not use any of the proceeds of the offering unless and until we close a merger or acquisition with a qualified operating business and our investors have reconfirmed their investment in accordance with the requirements of Rule 419 of Regulation C. Mr. Mercier will bear the expense to locate and identify an operating business candidate, and those expenditures are expected to be minor. These expenses will be reimbursed following the closing of the merger or acquisition, with the consent of the operating business. Should the operating business have profitable operations, its capital needs may not require the use of our proceeds that, in such event, will be used in any manner that the new management deems appropriate. We have no plans, proposals, arrangements, understandings or agreements to participate in any specific business merger or acquisition. We have made no arrangements to obtain future additional financing beyond this 18 months period, if required, and there can be no assurance that such financing will be available, or that it will be available on terms acceptable to us.

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

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.


M.E.R. CORPORATION

Date: July 18, 2005


By: /s/ Ronald Mercier
------------------------------------------
Ronald Mercier, President and Chief Accounting Officer